Form 10-K
period 2002-12-31
RESIDENTIAL ASSET FUNDING CORP
filed 2003-03-28
CIK 1053158

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-53168

Residential Asset Funding Corporation
(Exact name of registrant as specified in its charter)

North Carolina                    56-2064715
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

301 South College Street, DC-06
Charlotte, NC                                            28288
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           704-374-4868

C-BASS MORTGAGE LOAN ASSET-BACKED
CERTIFICATES
 Series 2002-CB4
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      C-BASS MORTGAGE LOAN ASSET-BACKED CERTIFICATES

      Series 2002-CB4 Class AV-1               1
      Series 2002-CB4 Class AF-1               2
      Series 2002-CB4 Class AF-2               9
      Series 2002-CB4 Class AF-3               6
      Series 2002-CB4 Class AF-4               1
      Series 2002-CB4 Class M-1                1
      Series 2002-CB4 Class M-2                2
      Series 2002-CB4 Class B-1                4
      Series 2002-CB4 Class B-2                2
      Series 2002-CB4 Class B-3                1
      Series 2002-CB4 Class A-IO               1
      Series 2002-CB4 Class N                  2
      Series 2002-CB4 Class X                  2




Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		     99.4  Management Assertation on USAP

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BASS MORTGAGE LOAN ASSET-BACKED
CERTIFICATES
 Series 2002-CB4

		/s/ Larry B. Litton, Sr.

      Name:	Larry B. Litton, Sr.

      Title:	President & CEO

      Date:  	March 14, 2003


Sarbanes-Oxley Certification

I, Litton Loan Servicing LP, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of C-BASS MORTGAGE LOAN ASSET-BACKED
CERTIFICATES
Series 2002-CB4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank, National Association, as Trustee
Litton Loan Servicing LP, as Servicer




Date:               March 14, 2003

Signature:          /s/ Larry B. Litton, Sr.
                    Larry B. Litton, Sr.

Company:            Litton Loan Servicing LP

Title:              President & CEO


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	         99.4 Management Assertion on USAP



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      C-BASS MORTGAGE LOAN ASSET-BACKED
CERTIFICATES
       Series 2002-CB4

STATEMENT TO CERTIFICATEHOLDERS

Distribution Date:                    12/26/2002

                      Beginning
                     Certificate
Class     Cusip       Balance(1)      Principal      Interest       Losses
AV-1    31392T3Y1      90650000.00    7279201.59     550013.53     0.00
AF-1    12489WEZ3      93800000.00   19086102.89     553727.03     0.00
AF-2    12489WFA7      33700000.00          0.00     405523.32     0.00
AF-3    12489WFB5      12100000.00          0.00     182589.00     0.00
AF-4    12489WFC3      12710000.00          0.00     218993.32     0.00
M-1     12489WFD1      16930000.00          0.00     139748.92     0.00
M-2     12489WFE9      13990000.00          0.00     141342.73     0.00
B-1     12489WFF6      12520000.00          0.00     151739.78     0.00
B-2     12489WFG4       2940000.00          0.00      38596.70     0.00
B-3         NA          5156836.00          0.00     107564.79     0.00
A-IO*   12489WEY6     112000000.00          0.00    2426666.68     N/A
N*          NA         11200000.00    1301179.20     357510.93     N/A
X           NA           N/A                0.00          0.00     N/A
Total                 294496836.00   27666483.00    5274016.73     0.00

* - Notional Balance

          Ending
       Certificate
Class    Balance
AV-1     83370798.41
AF-1     74713897.11
AF-2     33700000.00
AF-3     12100000.00
AF-4     12710000.00
M-1      16930000.00
M-2      13990000.00
B-1      12520000.00
B-2       2940000.00
B-3       5156836.00
A-IO*   112000000.00
N*        9898820.80
X          N/A
Total   268131531.52

            AMOUNTS PER $1,000 UNIT
                                                    Ending
                                                 Certificate
Class     Principal     Interest       Total        Balance        Losses
AV-1     80.30007270  6.06744104   86.36751373    919.69992730    0.00000000
AF-1    203.47657665  5.90327324   209.37984989   796.52342335    0.00000000
AF-2      0.00000000 12.03333294   12.03333294   1000.00000000    0.00000000
AF-3      0.00000000 15.09000000   15.09000000   1000.00000000    0.00000000
AF-4      0.00000000 17.23000157   17.23000157   1000.00000000    0.00000000
M-1       0.00000000  8.25451388    8.25451388   1000.00000000    0.00000000
M-2       0.00000000 10.10312580   10.10312580   1000.00000000    0.00000000
B-1       0.00000000 12.11979073   12.11979073   1000.00000000    0.00000000
B-2       0.00000000 13.12812925   13.12812925   1000.00000000    0.00000000
B-3       0.00000000 20.85867962   20.85867962   1000.00000000    0.00000000
A-IO      0.00000000 21.66666679   21.66666679   1000.00000000    0.00000000
N       116.17671429 31.92061875   148.09733304   883.82328571    0.00000000
X         0.00000000  0.00000000    0.00000000      0.00000000    0.00000000

         Current
       Pass-Through
Class Interest Rate
AV-1        1.52000%
AF-1        1.56000%
AF-2        3.61000%
AF-3        4.52700%
AF-4        5.16900%
M-1         2.13000%
M-2         2.68000%
B-1         3.28000%
B-2         3.58000%
B-3         5.88000%
A-IO        6.50000%
N          10.00000%
X                NA

Distribution Date:     26-Dec-2002

      Distribution Statement
      Pooling and Servicing Agreement Dated August 1, 2002

i)   Distributions to the Holders      See Page 1

ii)  Class X Distribution Amount    See Page 1

iii)  Overcollateralization Amount (before distributions)              -0.24
      Overcollateralization Release Amount                              0.00
      Overcollateralization Deficiency (after distributions)      2208726.27
      Overcollateralization Target Amount                         2208726.27
      Overcollateralization Amount (after distributions)          1438443.22

    Amount of Excess Interest                                     2876886.91
    Amount of Excess Cashflow                                     2876886.91



iv) Servicing Fees                   Group 1       Group 2        Total
Servicing Fees                         147874.46     329077.97     476952.44
Accrued and Unpd. Spec. Serv. Fees          0.00          0.00          0.00
Special Servicing Fees                  10050.00       9150.00      19200.00
PMI Premiums                            97468.42     236122.40     333590.81

v) Advances                                          172502.42

vi) Ending Pool Balance           83762653.78    185807320.95   269569974.73

vii)  Loan Count                             775          2002          2777
Wt'd avg Rem Term                            335           306           318
Wt'd avg Mortage Rate                   9.31760%      8.94537%      9.09388%

viii)  Delinquency And Foreclosure Information:

Group 1             All Categories                Bankruptcy
                        Number    Balance           Number    Balance
Current                  696      76405470.95         0       0.00
30 days delinquent:       35      3705124.89          0       0.00
60 days delinquent:       18      1539411.79          1       78860.17
90 days delinquent:       25      2073052.36          2       255986.33


                     Foreclosure
                        Number    Balance
Current                   0       0.00
30 days delinquent:       0       0.00
60 days delinquent:       0       0.00
90 days delinquent:       9       685961.26


Group 2             All Categories                Bankruptcy
                        Number    Balance           Number    Balance
Current                  1869     174166534.08        0       0.00
30 days delinquent:       70      6166421.84          5       301341.25
60 days delinquent:       30      3069361.17          2       130583.79
90 days delinquent:       32      2320268.00          3       192547.34


                                  Foreclosure
                        Number    Balance
Current                   0       0.00
30 days delinquent:       0       0.00
60 days delinquent:       0       0.00
90 days delinquent:       5       500047.03


ix)   Loans that became REO Properties:
x)    Total Book Value of REO Properties:

                    REO Properties Group 1
Loan # - Unpaid Principal Balance - Scheduled Principal Balance - Book Value
8539280      39746.27               39593.79                      39593.79

                    REO Properties Group 2
Loan # - Unpaid Principal Balance - Scheduled Principal Balance - Book Value
8017014       85099.87              84735.86                      84735.86

                          Group 1       Group 2         Total
xi)   Prepayments       6660907.96   17192571.08   23853479.04

xii) Current Period Prepayment Penalties             239446.67
Aggregate Prepayment Penalties                       239446.67
Prepayment Penalties allocable to Classes N          239446.67
Prepayment Penalties allocable to Classes X               0.00

                                        Group 1       Group 2         Total
xiii) Realized Losses                       0.00          0.00          0.00
      Cumulative Realized Losses            0.00          0.00          0.00

xiv)  Realized Loss Allocations         See Page 1

xv)   Accrued Certificate Interest      See Page 1

xvi)  Prepayment Interest Shortfall not covered by the servicer
                                            0.00          0.00          0.00

xvii) Trustee Fees                       2957.49       6583.93       9541.42

xviii)LIBOR Carryover Amounts
                                  Current       Cummulative
                    AV-1                    0.00          0.00
                    AF-1                    0.00          0.00
                    AF-2                    0.00          0.00
                    AF-3                    0.00          0.00
                    AF-4                    0.00          0.00
                    M-1                     0.00          0.00
                    M-2                     0.00          0.00
                    B-1                     0.00          0.00
                    B-2                     0.00          0.00

xix) Overcollateralization Deficiency (after distribution)         770283.06

xx) Has Trigger Event has occurred?             NO
Cummulative Realized Losses Percentage          0.00000%

xxi)  Available Funds             Group 1       Group 2           Total
Scheduled Net Interest            2523246.58      5327307.12      7850553.70
Scheduled Principal               234722.18       838659.81       1073381.99
Unscheduled Principal             6660907.96     17192571.08     23853479.04
Available Funds                   9418876.72     23358538.01     32777414.73

xxii) Class Interest Rate         See Page 1

xxiii)Liquidation Report

Loan # - Unpaid Prin. Balance - Scheduled Prin. - Liquidation Proceeds - Loss
NONE

xxiv) Mortgage Loans Purchased by Servicer                              0.00

xxv)  Mortgage Loans Re-Purchased by Servicer                           0.00

xxvi) Guarantee Fee                                                 47619.58

xxvii)Maximum Cap Rate                                             11.17480%

xxviiiUnpaid LIBOR Carryover Amount - AV-1                              0.00
      LIBOR Carryover Amount - AV-1                                     0.00

xxix) Current Claims under PMI Policy                                   0.00
      Cummulative Claims under PMI Policy                               0.00

xxx)  Current Denied Claims under PMI Policy                            0.00
      Cummulative Denied Claims under PMI Policy                        0.00

xxxi) Distrib from the LIBOR Carryover Reserve Account                  0.00
      Distribution from the class AF-1 Interest Rate Cap                0.00

END




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance



Litton Loan Servicing LP.
An Affiliate of C-BASS
4828 Loop Central Drive
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 960-0539
March 12, 2003
Structured Finance, C-BASS 2002-4
US Bank National Association
180 East Fifth Street
St. Paul, MN 55101
RE: Asset Backed Certificates Series 2002-CB4

To Whom it May Concern:
The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report)and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.


	Sincerely,
	/s/	Janice McClure
	Janice McClure
	Senior Vice President
	Litton Loan Servicing, LLP






       EXHIBIT 99.3 -- Report of Independent Auditors



Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
Tel.(713) 982-2000
Fax (713) 982-2001
www.deloitte.com

Independent Auditors' Report

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public
Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

	/s/  Deloitte & Touche

	January 10, 2003





	99.4 Management Assertion on USAP

Litton Loan Servicing LP
An Affiliate of C-Bass
4828 Loop Central Drive, Suite 600
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 966-8830

January 10, 2003

As of December 31, 2002, Litton Loan Servicing LP
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage
Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

  /s/	Larry B. Litton
	Larry B. Litton
	President & CEO

	/s/ Janice McClure
	Janice McClure
	Senior Vice President